Form 10KSB
period 2000-05-31
ENCOUNTER COM INC
filed 2000-11-21
CIK 1109697

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No.  000-30029
                     ---------


                         ENCOUNTER.COM INC.
                         ------------------
     (Exact name of Registrant as specified in its charter)

COLORADO                                   84-1027606
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

6900 Westcliff Drive, Suite 608
Las Vegas, NV                              89145
-------------------------------            -----
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (702) 360-0066
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
50,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 1999 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of May 31, 2000 is $494,524.

The number of shares of the issuer's Common Stock outstanding as of May 31, 2000 is 33,968,264.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                             PART I

Item 1.   Description of Business

The Company is in the business of providing Internet products and services including, Internet access, colocation and professional services. In September 2000, the Company, through its subsidiary CyberCastingCorp.com, executed agreements to acquire two Internet service providers. The Company believes both of these acquisitions will be consummated prior to year-end 2000. The acquisitions bring the Company Internet related capabilities such as delivery of high-speed Internet access; broadband wireless; networking expertise; colocation facility development; and management experience and technical personnel for providing Internet services. Working in conjunction with the two Internet service providers, the Company has begun offering colocation service in Las Vegas, NV through a strategic partnership agreement with an existing colocation facility, and has formed a subsidiary, CybAirCorp, to market wireless Internet access and collocation services. The aforementioned projects and acquisitions each require substantial capital funding, and there can be no assurance that the Company will be able to obtain such financing.

Principal Services and Products

The Company has formed a subsidiary, CyberCastingCorp.com, to grow externally by acquiring small Internet service providers marketing a wide range of Internet products and services some of which are described below. The Company has also formed CybAirCorp to develop colocation facilities and deploy wireless Internet access systems, which are also described below.

Internet Access

Internet Service Providers (ISP's) market telephone services, whereby subscribers are connected to the Internet through local toll-free telephone numbers. Dial-Up Access, limited to 56,000 bps, is now used by the majority of Internet subscribers, but is rapidly being replaced by upscale residential and business users, with various forms of high-speed access such as DSL, cable and wireless. High-speed access systems are more profitable to ISP's and tend to decrease subscriber attrition.

The Company plans to penetrate the Internet Service Provider market through an acquisition strategy. ISP acquisition targets are selected based on how well they potentially support the rollout of the Company's colocation facilities and high-speed wireless Internet access deployment. Market demographics, competition, management and technical personnel are primary considerations when grading a prospective acquisition.

Colocation

Colocation centers are single purpose facilities designed to deliver clients optimum performance from network equipment and systems owned by them or provided by the Company. These facilities are custom engineered with features such as raised floors, temperature controls, state of the art security, fire suppression, back-up power and 24 hour management. Worldwide high bandwidth connectivity is also provided with redundancy from major telecom partners.

The Company, working with its acquisition candidates, has begun marketing colocation services at Colo-Gate.com in Las Vegas, NV. Products being marketed include Internet connection services, engineering support, managed services and professional services. Internet connection services are redundant, high quality, connections to the Internet backbone delivered via Ethernet connections. Engineering support is on demand service available twenty-four hours a day seven days a week. Managed services include load balancing, data backup, multi-homing, caching, clustering, server rental, maintenance, security firewalls and systems monitoring. Professional services include site architecture/validation, site migration plan and web systems design.

The Company's strategy is to expand into additional colocation markets, initially in west coast markets that have potential but have not yet been penetrated by strong major competitors.

Wireless Internet Access

The Company believes it can leverage its Internet Service Provider operations by providing high-speed wireless Internet access to its subscribers as well as to other ISP's. Accordingly, it is developing a business plan to deploy the Vector Orthogonal Frequency Division Multiplexing "VOFDM" wireless strategy recently introduced by Cisco Systems. This new wireless strategy is based on a proprietary technology that allows distribution of a signal "point to multipoint", a feature that the Company believes is a competitive advantage. It should be noted, however, that the Company will not have any exclusive rights to the technology. In cases where the Company has a colocation facility and wireless operation in the same market, a significant cost savings can be realized by combining the operations.

Technology

The Company is focused on technology that will deliver its subscribers high speed Internet access at competitive prices. It believes that technology development in the industry will require high-speed access to optimize the potential of the Internet. CyberCastingCorp.com, the Company's ISP subsidiary, is targeting acquisition candidates with the potential for converting subscribers to high speed value added Internet access products. Initially, the Company will primarily utilize technology obtained through its acquisition program. Strategic partnerships with companies seeking to exploit their technology through partnering with an ISP are also under consideration.

The Internet Market

The Internet market is large and growing. Currently, a small number of very large Internet Service Providers, promoted by software and hardware companies, control the vast majority of the ISP market. These ISP's are subscription based, charging, on average, $20 per month, and offering basic web site design and hosting. The developing trend, however, is for ISP's to offer free access when they offer little in the way of enhanced service or differentiation. Such free ISP services depend on advertising revenue for profits.

The Company believes that the trend to heavily discounted or free ISP service will drive smaller ISP's with subscription income based business models to consolidate. This will create an opportunity to acquire existing customer bases through mergers and acquisitions. The Company intends to vigorously seek out such opportunities.

Although consumer ISP's now generate more revenue than those marketing to businesses, according to a report by Cahners In-Stat Group, this is currently changing. Cahners also reported "By 2002, the U.S. business ISP market will be worth more than $63 billion and will be providing higher margins than the cut-throat consumer segment."

Competition

The Internet services market in which the Company will operate is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional ISPs such as MindSpring Enterprises, Inc., Netcom On-line Communication Services, Inc., PSINet, Inc. and UUNET; (ii) established online services companies such as America Online, Inc.; (iii) computer software and technology companies such as Microsoft Corporation; (iv) national telecommunication companies such as AT&T Corp., MCI Communications Corporation , and Sprint Corporation; (v) regional Bell operating companies; (vi) cable operators such as Comcast Corporation and Time Warner, Inc.; and (vii) nonprofit or educational Internet service providers.

Many established online services companies and telecommunication companies have introduced or plan to expand their Internet services. The Company expects that a significant number of major telecommunication, cable, media, software and hardware companies, as well as all of the major online services companies, will eventually compete fully in the Internet services market, and that their entry into this market will result in substantially greater competition for the Company. The ability of these competitors or others to bundle services and products with Internet connectivity services could place the Company at a significant competitive disadvantage. In addition, competitors in the telecommunication industry may be able to provide customers with reduced communication costs in connection with their Internet access services, reducing the overall cost of Internet access and significantly increasing pricing pressures on the Company. There can be no assurance that the Company will be able to offset the effects of any necessary price reductions resulting from such pricing pressures with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

The Company believes that its ability to compete successfully in the Internet services market depends on a number of factors, including market presence; the adequacy of the Company's customer support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet provided by the Company's services; the pricing policies of the Company, its competitors and its suppliers; the timing of introductions of new services and products by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to compete successfully.

Research and Development

The Company is in an industry known for rapid evolution and proliferation of new products. Therefore it must maintain a competitive level of technology. Whenever possible, new product technology will be purchased, licensed or acquired through strategic relationships. The Company did not have any research and development expenses in the two fiscal years ended May 31, 1999. Research and development expense in the fiscal period ended May 31, 2000 was $38,491. Research and development expenses are estimated to be $100,000 through fiscal year end May 2001 as a result of the Company's introduction of wireless Internet services through its subsidiary, CybAirCorp.

Employees

The Company has only one employee other than its officers.

The Company has one officer, Dennis J. Hinton who is CEO and CFO. Officers in CyberCastingCorp.com are Dennis Hinton, CEO and CFO; Tom Kain, President and COO; and Sonia Sworak, Vice President of Corporate Development. Officers in CybAirCorp are Dennis Hinton, CEO and CFO and Tom Kain President and COO.

Mr. Hinton is the sole director of the Company. The Company intends to add six additional board members and will fill the vacancies as soon as practicable. There is no compensation for board members although the Company intends to provide non-employee board members stock options.

Operations

The Company is in a development stage and does not have any business operations.

Intellectual Property And Other Proprietary Rights

The Company does not have any patents or trademarks, but does intend to file for appropriate protection of its proprietary assets as they are developed.

Item 2.  Description of Property

The Company is headquartered in leased premises at 6900 Westcliff Drive, Suite 608, Las Vegas, NV 89145. The leased premises are approximately 1,310 square feet, representing Suite 608 and a portion of Suite 601. The lease commitment is for three (3) years and three (3) months and expires on June 30, 2003. The Company has a three-year lease renewal option.

Rent is based on 1,158 square feet until the additional 152 square feet is completed by the landlord and turned over to the Company. The rent formula is as follows:

Monthly Minimum Base Rate:      Months 01-03 Free Rent
-------------------------
                                Months 04-15 $2.35/Sq.Ft./Month*
                                Months 16-27 $2.42/Sq.Ft./Month*
                                Months 28-39 $2.49/Sq.Ft./Month*
                                *Adjusted by Cost of Living

The Company also pays $70 ($35 each) for two covered parking spaces. Total rent including parking is currently
$3,148.50.

The Company owns no real property.

Item 3.  Legal Proceedings

The Company entered into a Letter of Intent dated February
5, 1999, to acquire 100% of the shares of SA Interactive
Information Technology, Inc. ("Interactive") (Note 3 (I).
The acquisition was not consummated.

Interactive and its shareholders filed a Statement of Claim in the Supreme Court of British Columbia (Canada) on April
23, 1999, against the Company, related companies and individuals.

The Claim pertains to the termination of the proposed acquisition of Interactive and the continued development of businesses by the Company in the same or similar fields as Interactive. The Plaintiff seeks various injunctions restricting the Company from competing against Interactive, damages for breach of contract and breach of fiduciary duty, punitive damages and interest. According to the Plaintiff's Amended Statement of Claim filed July 23, 1999, the total amount of damages claimed by the Plaintiff in the Interactive lawsuit is US$300,000 for the alleged repudiation of the Settlement

Agreement entered into on or about July 2, 1999, plus unspecified amounts for other alleged damages.

The Company has filed Statements of Defense responding that the actions of the Plaintiff in attempting to renegotiate the terms of the Letter of Intent abrogated all agreements between them, that the Company has no fiduciary duties to the Plaintiff and that the Plaintiff has no exclusive rights to the businesses being developed by the Company.

The Company intends to defend itself vigorously against this action. The probable outcome of this action is not determinable at this time.

The Company is also continuing with its Action against the plaintiffs identified above for the return of funds advanced to them ($40,333) towards the proposed acquisition.

Item 4.  Submission of matters to a Vote of Security Holders

The Company held a special meeting of shareholders on December 27, 1999 where the shareholders approved the Stock
Purchase Agreement between the Company and Dennis Hinton for
Mr. Hinton's acquisition of 24,726,198 shares of the Company.

A special meeting of shareholders was also held on May 26, 1999 in which shareholders approved the amendment of Article I to the Company's Articles of Incorporation to change the Company's name from eDatenow.com, Inc. to Encounter.com Inc.

No other matters were submitted to our security holders for a vote during the fiscal year ending May 31, 2000.

                            PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholders Matters.

Market Information

The Company's common stock was trading on the OTC Bulletin Board under the symbol "ENCRE" before being de-listed on February 11, 2000 for not timely registering its common stock with the US Securities and Exchange Commission. The Company was moved from the bulletin board to the pink sheets on March 9, 2000.

None of the holders of the Company's common stock have any right to require the Company to register any shares of the Company's common stock pursuant to the Securities Act of 1933 (the "1933 Act").

The Company has not declared any dividends on its common stock over the last two years. There are no dividend restrictions that limit the Company's ability to pay dividends on its common stock and the Company does not plan to issue any dividends.


                                      HIGH           LOW
                                      ----           ----
1999*
First Quarter                       $12.50          $2.25
Second Quarter                       $2.625         $0.312
Third Quarter                        $0.59          $0.125
Fourth Quarter                       $0.35          $0.07
----------------------------------------------------------------
* The prices are all "bid" prices.

As of May 31, 2000, there were 418 registered shareholders in the Company.

Recent Sales of Unregistered Securities

The following is a list of equity securities sold by the Company within the past three years that were not registered under the Securities Act.

In February of 1999, the Company completed the sale of 8,000,000 shares of common stock to 20 investors for $0.01 per share pursuant to Rule 504 of Regulation D of the Securities Act. The offering was completed solely to non-
U.S. investors. Total offering price was $80,000. No sales commissions were paid.

In April of 1999, 80,000 shares of common stock were sold
at $2.50 per share to "574125 B.C.LTD." pursuant to Rule
504 of Regulation D of the Securities Act.  Total offering
price was $200,000.   The offering was completed to persons
known to the Company's officers and directors.  574125
B.C.LTD provided management services to the Company at that time. No sales commissions were paid.

In February of 2000, 24,726,198 shares of common stock were sold to Encounter.com Acquisition Corp. in exchange for the technology rights and business plan described herein. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

As of March 31, 2000, the Company had sold 1,000,000 shares of common stock to 5 investors for $0.25 per share pursuant to Rule 504 of Regulation D of the Securities Act. One
Hundred Thousand (100,000) additional shares were sold in this offering after fiscal year end May 31, 2000. The total gross receipts of this offering were $275,000. No sales commissions were paid. All investors were accredited investors.

As of September 1, 2000, the Company's subsidiary,
CyberCastingCorp.com sold 380,000 shares of its common stock for $0.50 per share pursuant to Rule 506 of Regulation D of the Securities Act. The total offering price was $190,000. No sales commissions were paid. All investors were accredited investors.

All Company stock has been purchased for investment purposes in each of the offerings. No shares were purchased with a view toward resale.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

The Company currently intends to pursue the following plan of operations during the next twelve months:

Roll-up Strategy

A subsidiary, CyberCastingCorp.com was incorporated on January 27, 2000 for the purpose of acquiring small to medium sized Internet Service Providers ("ISP's") with a goal toward aggregating 50,000 subscribers by May 31, 2001.
Based on discussions over several months with various ISP acquisition prospects, the Company believes that a sufficient number of acquisitions can be made on acceptable terms and conditions to meet its goal. The primary risk in the Company's roll-up strategy is inability to raise adequate financing.

Smaller ISP's have difficulty competing with larger ISP's due to several basic economic factors. Access to the Internet backbone system, a primary expense, is very volume sensitive giving larger ISP's a significant advantage.
Also, larger ISP's can centralize major cost centers such as billing, customer service and administration to dramatically improve profits. In addition to the foregoing, small ISP's are threatened by the trend toward "free" Internet access and, most importantly, by the necessity to provide high speed Internet access that can be very capital intensive.

The Company is also engaged in the following related activities to enhance the value of its subscriber base.

High speed Wireless Products

A subsidiary, CybAirCorp, was incorporated on July 12, 2000 to market colocation services and deploy fixed high speed broadband wireless Internet access. CybAirCorp management and technical consultants have been working from June through August 2000 on a business model to market a state of the art fixed wireless microwave high frequency radio technology called Vector Orthoganal Frequency Division Multiplexing (VOFDM) that will be available from Cisco Systems early in 2001. The Company plans to offer the product, initially, in Nevada and northern California. Approximately $50,000 has been spent in research and development expense on this project as of September 1, 2000 and an additional $100,000 expense is anticipated prior to implementation. Financial planning is not complete, but initial projections indicate that this project will be very capital intensive and that its viability is subject to adequate financing, the source of which has not yet been identified.

Colocation Facilities

CyberCastingCorp.com, the Company's subsidiary, has developed a business plan to provide facilities in which clients can locate and operate equipment for the delivery of Internet Bandwidth over Ethernet. Colocation facility operations commenced in September 2000 through a partnership agreement with Colo-Gate.com, a Colocation facility operator in Las Vegas, Nevada. Although the Colo-Gate partnership is not capital intensive, future plans to develop Colocation facilities independently require significant capital.

Cash Flow and Financing Requirements

The Company projects that it will need $12 million to finance acquisitions and Colocation facilities over the next twelve-month period. Cash requirement forecasts for the Wireless Internet Access business are not completed as of September 1, 2000 but are expected to be significant. Additional research and development expenses expected to be incurred on this project prior to seeking financing are estimated at $100,000. The project will not be continued beyond that point without a financing commitment. Competition for financing for projects such as contemplated by the Company is intense and accordingly may not be available on acceptable terms, or at all.

The Company sold 1.1 million shares of common stock for $275,000 in a private placement offering during the first half of this year. Its subsidiary, CyberCastingCorp.com, sold 380,000 shares for $190,000 as of September 1, 2000.

The Company had cash of $91,000 and accounts payable of $8,760 as of August 31, 2000. At May 31, 2000, the current debt on a note payable to 574125 B.C. Ltd. was $94,573.20, plus accrued interest, $40,000 of which is now past due. As discussed below, the Company anticipates that additional financing will be needed in the near future. Failure to do so will have a significant negative impact on the Company's operations.

The Company does not have any revenue producing operations.
Operations expected to commence within the next six months include the acquisitions of ISPs and the Colocation facility. Although both of these operations are budgeted for short-term profitability, there is no assurance that capital needed to make the acquisitions or begin operating the colocation facility will be available.

The Company has financed its operations since February 4, 2000 through private offerings of its common stock and that of its subsidiary. Additional private offerings are anticipated but there is no assurance they will be successful or adequate to finance the Company's future operations.

The actual expenditures and business plan of the Company may differ from that stated in the above Plan of Operations.
The board of directors of the Company may decide not to pursue the stated business Plan of Operations. In addition, the Company may modify the stated Plan of Operations based on the available amounts of financing in the event that the Company cannot obtain the required financings. The Company does not have any financing arrangement in place to enable the Company to meet the Stated Plan of Operations.

In the event the Company is not successful in obtaining any further debt or equity financing, the Company anticipates that it could not sustain its business operations based on it's current cash position and revenues.

The Company believes the above statements may be forward-looking statements. Actual results of the Company and the Company's actual plan of operations may differ materially from what is stated above. Factors which may cause the actual results of the Company or its actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified herein.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". The Company has not experienced any difficulties as a result of this potential problem.

Item 7.  Financial Statements

The information required by this item is set forth in Item
13 of this Report.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

                           PART III

Item 9. Directors and Executive Officers of the Registrant

The following are the names of the officers and directors of the Company and its subsidiaries, their present positions, and some brief information about their background.

Encounter.com, Inc.
-------------------
Name                         Age          Office(s) Held
----                         ---          --------------
Dennis Hinton                 64          Director
                                          President, CEO & CFO

CyberCastingCorp.com
--------------------

Name                         Age          Office(s) Held
----                         ---          --------------
Dennis Hinton                 64          Director, CEO, Secretary,
                                          Treasurer and CFO

Tom Kain                      49          Director, President and COO
Sonia Sworak                  44          Vice President Corporate
                                          Development

CybAirCorp
----------

Name                         Age          Office(s) Held
----                         ---          --------------
Dennis Hinton                 64          Director, CEO, Secretary and
                                          Treasurer

Tom Kain                      49          Director, President and COO


Dennis J. Hinton

Dennis Hinton has been President, CEO, Chief Financial Officer and the sole director of the Company since February 4, 2000. Mr. Hinton for the past twenty years has conducted an investment banking business through his own firm, specializing in high growth companies with IPO potential.
He is experienced in mergers and acquisitions, roll-ups and public company operations. Mr. Hinton's background also includes general and financial management in major corporations, such as R. J. Reynolds, Yardley of London, Inc. and Gulf Oil Corporation. Over the past five years, Mr. Hinton has worked for several of his own companies including Extra Equity, Inc. and Delta Leasing. Mr.

Hinton now devotes his full time to the management of the Company and it's subsidiaries. Mr. Hinton received his BS from Gustavus Adolphus College with a major in Business
Administration in 1957.

Tom Kain

Mr Kain has been a self-employed consultant to the high tech industry for over five years. He is a highly experienced sales and marketing executive with twenty-five years of managing diverse organizations, across industries. He has led sales and marketing initiatives in high technology, industrial and consumer products. Mr. Kain will be responsible for strategic partner relationships, mergers and
acquisitions and new products/services strategies.   Mr.
Kain received an MBA from Pepperdine and a BA from University of Notre Dame.

Sonia Sworak

Since January 1996, Ms. Sworak consulted with and was a director for Peoples Advocates, a political advocacy corporation. Between 1983 and 1996 she was a self-employed consultant primarily engaged by troubled public companies. Her experience includes new company formation, and privatizations in the areas of telecommunications and technology. Ms.Sworak is also skilled in website development and marketing. Ms. Sworak studied primarily in Canada. She holds a Bachelor of Arts and Bachelor of Education degree and has completed post-graduate work in Administration.

Jack MacDonald

Mr. Jack MacDonald served as the Company's President, CEO and sole director from approximately March 18, 1999 to February 4, 2000. The Company's current management does not have information concerning Mr. MacDonald's business experience and notes that the Company was not a reporting company during Mr. MacDonald's tenure. Mr. MacDonald served pursuant to a management agreement dated on or about March 18, 1999 between the Company and 574125 B.C. Ltd.

Terms of Office

Directors of the Company are appointed for one year terms to hold office until the next annual general meeting of the holders of the Company's Common Stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

----------------------------------------------------------------------------
                               Number    Transactions    Known Failures
                               of Late   Not Timely      To File a
Name and principal position    Reports   Reported        Required Form
----------------------------------------------------------------------------
Dennis Hinton, Director,
President, CEO           2 (Forms 3 & 5)     0                 0
Dave Cleveland,
10% beneficial owner     2 (Forms 3 & 5)     0                 0
----------------------------------------------------------------------------


Item 10.  Executive Compensation

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/*  LTIP    sa-
Name        Title	   Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----        -----    ---- --------  ----- ------ ------- ------- --------- ----
Dennis      CEO      1999 $     0   $   0 $   0     0       0        0       0
Hinton      President
            CFO
            Director

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2000, the beneficial ownership of the Company's common stock by each officer and director of the Company, by each person known by the Company to beneficially own more than 5% of the Company's common stock outstanding and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

                Name and address         Amount of             Percent
Title of class  of beneficial owner      beneficial ownership  of class*
--------------  -------------------      --------------------  ---------
Common Stock    Dennis J. Hinton(2)      12,363,099            36.4%
                5001 Cabrillo Point
                Discovery Bay, CA 94514

Common Stock    Dave Cleveland(2)        12,363,099            36.4%
                8981 NE Highway Number 104
                Kingston, WA 98346

Common Stock    All Officers and Directors
                as a Group (1 person)    12,363,099            36.4%
------------------------------------------------------------------------
(1)   Based on 33,968,264 common shares outstanding as of May 31, 2000.
(2) 24,726,198 shares of common stock are held by Encounter Acquisition Corp. which is equally beneficially owned by Dennis Hinton and Dave Cleveland. These shares were acquired in consideration of the Company's acquisition of certain software and a business plan relating to the development of the Company as an Internet Service Provider in February 2000. Dennis Hinton is the Company's current President,
      CEO and CFO; Dave Cleveland does not hold a position in the Company.

The Company knows of no other person who is the beneficial owner of more than five percent of the Company's common stock.

Item 12.  Certain Relationships and Related Transactions.

Except as disclosed below, none of the following parties within the last two fiscal years has had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect the Company.

*     Director or officer of the Company
*     Proposed nominee for election as a director of the Company
* Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company
*     Promoter of the Company
*     Relative or spouse of any of the foregoing persons

Related party transactions with 574125 B.C. Ltd. included:

*     General and administrative expenses for
      administrative and shareholder relations fees, promotion, entertainment, travel and accommodation expenses under a Management Agreement terminated
      February 4, 2000.  The amount for the year ended
      May 31, 1999 was $247,725 and totaled $174,846 for
      the period June 1, 1999 to February 4, 2000;
* A gain on settlement of amounts owing of $(184,957);
*     A note payable to an affiliate of 574125 B.C. Ltd.
      The amount due at May 31, 2000 was $94,573;
*     $82,434 due to 574125 B.C. Ltd. at the year ended
      May 31, 1999; and
*     80,000 shares issued by the Company to 574125 B.C.
      Ltd. in the 1999 fiscal year at a price of $2.50 per share for consideration of $200,000.

The Company also was involved in a related transaction of $21,311 in management and consulting fees to stockholders of Encounter.com Acquisition Corp.

                              PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits
--------

None

Financial Statements
--------------------

The Company's audited Financial Statements, as described below, are attached hereto.

1.    Audited Consolidated Financial Statements

      (a)   Independent Auditors' Report;

      (b)   Consolidated Balance Sheets;

      (c)   Consolidated Statements of Operations;

      (d)   Consolidated Statements of Stockholders' (Deficiency);

      (e)   Consolidated Statements of Cash Flows; and

      (f)   Notes to Consolidated Financial Statements.

                        ENCOUNTER.COM, INC.
                 (A Development Stage Enterprise)

                 CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 2000 AND 1999

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Encounter.com, Inc.

We have audited the accompanying consolidated balance sheets of Encounter.com, Inc. (a development stage enterprise) as at May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the periods ended May 31, 2000, February 4, 2000, the year ended May 31, 1999 and cumulative from inception of the development stage on February 5, 2000 to May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encounter.com, Inc. (a development stage enterprise) at May 31, 2000 and 1999, and the results of its operations and its cash flows for the periods ended May 31, 2000, February 4, 2000, the year ended May 31, 1999 and cumulative from inception of the development stage on February 5, 2000 to May 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise, has to date not established any revenues, and needs to obtain new equity financing for the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
August 31, 2000

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
=============================================================================

As of May 31,                                             2000           1999
-----------------------------------------------------------------------------
                                               Note

                       ASSETS

CURRENT
  Cash                                               $  52,010      $       -
  Prepaid expenses                                       1,539              -
-----------------------------------------------------------------------------
                                                        53,549              -

EQUIPMENT AND FURNITURE                          4      19,228              -

SECURITY DEPOSIT                                         3,078              -
-----------------------------------------------------------------------------
                                                     $  75,855      $       -
=============================================================================

                     LIABILITIES

CURRENT
  Bank indebtedness                                  $       -      $      12
  Accounts payable and accrued liabilities              43,025         11,600
  Due to related party                                       -         82,434
  Current portion of note payable                 5     74,573              -
-----------------------------------------------------------------------------
                                                       117,598         94,046

NOTE PAYABLE                                      5     20,000              -
-----------------------------------------------------------------------------
                                                       137,598         94,046
-----------------------------------------------------------------------------
CONTINGENCY                                      10


          STOCKHOLDERS' EQUITY (DEFICIENCY)


PREFERRED STOCK
  Authorized:  5,000,000 shares, $1.00 par value
  Issued and outstanding:  nil

COMMON STOCK
  Authorized:  50,000,000 shares,
    $0.001 par value
  Issued and outstanding:
    May 31, 1999 - 8,242,066 shares
    May 31, 2000 - 33,968,264 shares                    33,968          8,242

ADDITIONAL PAID-IN CAPITAL                             106,032        889,169

DEFICIT (Reorganized February 4, 2000)            3          -       (616,124)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (201,743)      (375,333)
-----------------------------------------------------------------------------
                                                       (61,743)       (94,046)
-----------------------------------------------------------------------------
                                                     $  75,855      $       -
=============================================================================

     See accompanying Notes to the Consolidated Financial Statements

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
=============================================================================

                            Cumulative
                            From                Febru-      June 1,
                            Inception of         ary 5,       1999
                            Development           2000          to       Year
                            Stage on                to       Febru-     Ended
                            February 5, 2000    May 31,      ary 4,    May 31,
                            to May 31, 2000       2000        2000       1999


GENERAL AND ADMINISTRATIVE
  EXPENSES

Amortization                $   1,054        $   1,054    $       -  $      -
Audit and accounting            7,500            7,500        2,025     9,459
Communications                  6,183            6,183        4,845     9,997
Interest                        3,783            3,783            -         -
Legal fees                     34,180           34,180        6,029    28,876
Management, administrative
  and shareholder relations    40,816           40,816      162,667   163,692
Office and sundry               4,312            4,312        2,972     8,997
Premises rent                   6,105            6,105            -         -
Software development           38,491           38,491            -         -
Travel and promotion           59,319           59,319       12,373    83,979
-----------------------------------------------------------------------------
                              201,743          201,743      190,911   305,000


COSTS INCURRED TOWARDS
  BUSINESS ACQUISITION
  NOT PROCEEDED WITH
  (NOTE 9)                          -                -            -    70,333

GAIN ON SETTLEMENT OF
  LIABILITIES (NOTE 3)              -                -     (184,957)        -
-----------------------------------------------------------------------------

NET LOSS FOR THE PERIOD      $201,743         $201,743     $  5,954  $375,333
=============================================================================

BASIC LOSS PER SHARE                            $0.006       $0.001    $0.146

WEIGHTED AVERAGE
  NUMBER OF SHARES                          33,573,436    8,242,066 2,563,162



       See accompanying Notes to the Consolidated Financial Statements

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)
=============================================================================

                                                           Deficit
                                                            Accumu-
                                                             lated       Total
                                         Addit-             During      Stock-
                        Common  Stock    ional             Develop-    holders'
                       ----------------  Paid-in              Ment      Equity
                       Number    Amount  Capital  Deficit    Stage (Deficiency)

Balance, May 31, 1998
  (Note 6)            162,066  $    162 $622,249 $(616,124)$      -  $   6,287

Issued for cash:
  $0.01 per share   8,000,000     8,000   72,000         -        -     80,000

Issued for cash:
  $2.50 per share      80,000        80  199,920         -        -    200,000

Share issue costs
  - legal fees                            (5,000)                       (5,000)

Net loss-year ended
  May 31, 1999              -         -        -         - (375,333)  (375,333)
------------------------------------------------------------------------------
Balance,
  May 31, 1999      8,242,066     8,242  889,169  (616,124)(375,333)   (94,046)

Net loss-June 1,
  1999 to
  February 4, 2000                                           (5,954)    (5,954)

Reorganization
  Adjustments                           (997,411)  616,124  381,287          -
------------------------------------------------------------------------------
Balance,
  February 4, 2000  8,242,066     8,242 (108,242)        -        -   (100,000)

Issued for
  technology
  license and
  business plan    24,726,198    24,726  (24,726)        -        -          -

Issued for cash:
  $0.25 per share   1,000,000     1,000  249,000         -        -    250,000

Share issue
  costs-finder's
  fee                                    (10,000)        -        -    (10,000)

Net loss-
  February 5,
  2000 to May 31,
  000                                                      (201,743)  (201,743)
------------------------------------------------------------------------------
Balance,
  May 31, 2000     33,968,264  $ 33,968 $106,032  $  -    $(201,743) $ (61,743)
==============================================================================

       See accompanying Notes to the Consolidated Financial Statements

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
=============================================================================

                            Cumulative
                            From                Febru-      June 1,
                            Inception of         ary 5,       1999
                            Development           2000          to       Year
                            Stage on                to       Febru-     Ended
                            February 5, 2000    May 31,      ary 4,    May 31,
                            to May 31, 2000       2000        2000       1999


CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES

  Net loss for the period         $(201,743) $(201,743)   $ (5,954) $(375,333)
  Item not requiring
    outlay of cash
      Amortization                    1,054      1,054           -          -
  Changes in operating
    assets and liabilities
  Prepaid expenses                   (1,539)    (1,539)          -          -
  Accounts payable and
    accrued liabilities              43,025     43,025     (11,600)    11,600
  Due to related party                    -          -      17,566     82,434
-----------------------------------------------------------------------------
  Net cash - operating
    Activities                     (159,203)  (159,203)         12   (281,299)
-----------------------------------------------------------------------------

INVESTING ACTIVITIES

  Equipment and furniture           (20,282)   (20,282)          -          -
  Security deposit                   (3,078)    (3,078)          -          -
-----------------------------------------------------------------------------
                                    (23,360)   (23,360)          -          -
-----------------------------------------------------------------------------

FINANCING ACTIVITIES

  Common stock subscribed           250,000    250,000           -    280,000
  Stock offering costs              (10,000)   (10,000)          -     (5,000)
  Reduction in note payable          (5,427)    (5,427)          -          -
-----------------------------------------------------------------------------
                                    234,573    234,573           -    275,000
-----------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH          52,010     52,010          12     (6,299)

CASH (BANK INDEBTEDNESS)
  AT BEGINNING OF PERIOD                  -          -         (12)     6,287
-----------------------------------------------------------------------------
CASH (BANK INDEBTEDNESS) AT
  END OF PERIOD                   $  52,010    $52,010    $      -   $    (12)
=============================================================================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid for interest          $   3,783    $ 3,783    $      -   $      -
  Cash paid for income taxes      $       -    $     -    $      -   $      -

SUPPLEMENTAL NON-CASH
  INVESTING AND FINANCING
  ACTIVITIES

Note payable issued in
  settlement of related
  party accounts payable          $ 100,000    $     -    $      -   $      -


       See accompanying Notes to the Consolidated Financial Statements

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was organized June 4, 1986 under the laws of Colorado as "Sure Hair, Inc.". Its original business was in the cosmetic and beauty care products field, and was abandoned. The Company remained dormant until September 1997, when its issued stock was reduced by a 500:1 reverse split, and an equity financing of $157,500 was completed. Effective September 26, 1997 the name of the Company was changed to "Palmer Medical, Inc." to reflect its new business in the field of medical device manufacturing and sales. This business did not materialize and the Company was again dormant at the end of its 1998 fiscal year.

In January 1999 the company undertook a 20:1 reverse split of its issued stock. Effective February 3, 1999 its name was changed to "Edatenow.com, Inc.". Equity financings for a total of $280,000 were completed in February and April 1999 to finance a portion of the acquisition cost of a private company in the voice personals industry, and to commence the development of an Internet dating program building upon newspaper voice personals. The acquisition of the private company in the voice personals industry was not completed, the Company abandoned its development plans in the field and, by January, 2000 was again inactive.

Effective February 4, 2000 the Company completed a financial reorganization wherein debts to prior management totaling approximately $275,000 were settled by the issuance of a $100,000 promissory note, and a total of 24,726,198 shares were issued to acquire the rights to the use of certain software and a new business plan from Encounter.Com Acquisition Corp. ("EAC"). EAC is a private company organized in Nevada for the purposes of this transaction, and obtained the software rights and business plan by assignment from its organizing shareholder Dennis Hinton. The shares issued to acquire the above assets represented approximately 75% of the shares outstanding on completion. All Directors and Officers resigned at the completion of the transaction and the Company is now controlled by Dennis Hinton.

The new business plan for the Company is to develop and market Internet products and services including Internet access
(ISP), web site hosting, web site publishing and e-commerce applications for small and intermediate size businesses. The Company is considered to be in the development stage commencing February 5, 2000, after the above reorganization and change of control. To date the Company has not established any revenues, and is dependent on its securing new equity financing for the continued development of its business.

The Company's financial statements were prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has raised $250,000 by way of equity financing in the period February 5, 2000 to May 31, 2000, and a further $150,000 subsequently to finance on-going development and operations. Management intends to continue to offer the issue of further capital stock to finance its operations and acquisitions.

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(i)   Consolidation

The consolidated financial statements include the accounts of Encounter.com, Inc. and its wholly owned subsidiary
Cybercastingcorp.com, organized in Nevada. All significant intercompany balances and transactions are eliminated in consolidation.

(ii)  Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual consolidated results could differ from those estimates.

(iii) Financial instruments and financial risk

The Company's financial instruments consist of cash, bank indebtedness, accounts payable and accrued liabilities, amounts due to a related party and note payable. The fair value of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

(iv)  Translation of foreign currencies

The Company's foreign operations comprised management and administrative services in Canada relating to its former business prior to reorganization on February 4, 2000. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of income are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income.

(v)   Equipment and furniture

Equipment and furniture is recorded at cost on acquisition and is amortized by charge to operations on a straight-line basis over its estimated useful life.

(vi)  Loss per share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Where reverse splits have been completed in the year, for the purpose of calculating the weighted average number of shares outstanding, these reverse stock splits have been considered effective at the beginning of the fiscal year.

(vii) Income taxes

The Company accounts for income taxes under an asset and liability approach that required the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

(viii) Recently issued accounting standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company presently does not use derivatives in its operations, accordingly this pronouncement is not applicable.


NOTE 3 - QUASI-REORGANIZATION AND NEW BUSINESS PLAN

The shareholders on December 27, 1999 approved a change of control of the Company through the issuance of 24,726,198 shares from treasury for the acquisition of software rights and a new business plan to develop and market Internet products and services including access, web site hosting, web site publishing and e-commerce applications. In connection with this change of control and business, the former management agreed to a reduction in the amounts owing to related parties by $184,957.

The Company has accounted for this reorganization by recognizing a gain on settlement of liabilities of $184,957 in the period June 1, 1999 to February 4, 2000, the effective date of the change of control.

The 24,726,198 shares issued to acquire the new assets have been assigned a value of nil for accounting purposes. The fair values assignable to the assets and liabilities of the Company by Encounter.com Acquisition Corp., the acquirer, under accounting principles for reverse acquisitions do not differ in any material respect with their book values at February 4, 2000. Both fair values and the net book values of the assets and liabilities of Encounter.com, Inc. on reorganization are as follows:

         Assets                        $         -
         Liabilities - note payable       (100,000)
         -----------------------------------------
         Net liabilities                  (100,000)
         =========================================

Concurrently with this reorganization, the deficit account of Encounter.com, Inc. ($616,124) and deficit accumulated during the development stage with respect to its previous business at February 4, 2000 ($381,287) were eliminated by a charge to additional paid-in capital.

	The development stage with respect to the new business plan commenced on February 5, 2000, immediately after completion of the reorganization. The consolidated statements of operations, stockholders deficiency and cash flows presented consist of comparative figures for the previous fiscal year ended May 31, 1999, the period from the end of the previous fiscal year to the date of reorganization (February 4, 2000), the period from reorganization to May 31, 2000 (and the Company's regular year-end), and cumulative for the development stage which corresponds with the period immediately after reorganization (February 5, 2000) to May 31, 2000.

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

NOTE 4 - EQUIPMENT AND FURNITURE

Equipment and fixtures consist of:

                            Office                            Total
                            Equipment   Furniture   May 31, 2000 May 31, 1999

Cost                        $   7,644   $  12,638   $    20,282   $        -
Accumulated
  Amortization                   (424)       (630)       (1,054)           -
------------------------------------------------------------------------------
Net book value              $   7,220   $  12,008   $    19,228   $        -
==============================================================================

Amortization is charged at the following annual rates:
office equipment - 33%, furniture and fixtures - 25%.

NOTE 5 - NOTE PAYABLE

The note payable was issued in connection with the reorganization of the Company detailed in Note 3. The note is payable at the rate of $20,000 each 3 months, commencing June 30, 2000, is unsecured and bears interest at the rate of 12% per annum.

Face value of note payable                $  100,000
Less:  closing adjustments relating
  to sundry accounts payable                  (5,427)
----------------------------------------------------
                                              94,573
Current portion of maturity                  (74,573)
----------------------------------------------------
Non current maturity                      $   20,000
====================================================

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

NOTE 6 - COMMON STOCK

(i)   Common Stock Issued to May 31, 1998

The issued common stock was subject to reverse splits on a 500:1 basis in fiscal 1998, and a 20:1 basis in fiscal 1999. The number of shares outstanding and the amounts recorded for common stock and additional paid in capital have been restated retroactively to inception to effect these reverse splits.


                         Number          Warrants                   Additional
                         Of              to Acquire    Subscription    Paid-In
                         Shares  Amount Common shares   Receivable     Capital

Balance at inception,
  June 4, 1986                - $     -     $       -   $        -   $       -

Issued for cash
  $0.001 - $0.05
  per share                 195                                         69,350
  $0.10 per share           500       1           100                  499,999

Issued for services
  $0.001 per share          185                                          1,850

Issued for
  distribution rights
  $0.001 per share          140                                              -

Share issue costs                                                     (135,418)
------------------------------------------------------------------------------
Balance, May 31, 1987     1,020       1           100            -     435,781

Issued for cash
  $0.02 per share            10                                          2,000
------------------------------------------------------------------------------
Balance, May 31, 1988     1,030       1           100            -     437,781

Warrants expired in
  year                                           (100)                     100
------------------------------------------------------------------------------
Balance, May 31, 1989
  and 1990                1,030       1             -            -     437,881

Issued for services
  $0.002 per share        1,518       2                                 28,472
------------------------------------------------------------------------------
Balance, May 31, 1991     2,548       3             -            -     466,353

Issued for services
  $0.002 per share          652       1                                 12,582
------------------------------------------------------------------------------
Balance, May 31, 1992     3,200       4             -                  478,935

Issued in settlement
  of liabilities          1,366       1                     (2,407)      6,378
------------------------------------------------------------------------------

Balance, May 31, 1993     4,566       5             -       (2,407)    485,313

Subscription settled          -       -                      2,407      (2,407)
------------------------------------------------------------------------------
Balance, May 31, 1994,
  1995, 1996 and 1997     4,566       5             -            -     482,906

Issued for cash
  $0.05 per share       157,500     157                                157,343

Share issue costs -
  legal fees paid                                                      (18,000)
------------------------------------------------------------------------------
Balance, May 31, 1998   162,066    $162     $       -     $      -  $  622,249
==============================================================================

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

(ii)	Stock Option Plan

The Company has adopted a Stock Option Plan (the "Plan") to be administrated by a Compensation Committee of the Board of Directors. The purpose of the Plan is to provide incentive stock options as a means to attract and retain key corporate personnel and consultants. The shares to be offered under the Plan consist of authorized but unissued common shares of the Company. The aggregate number of shares subject to options under the Plan at any one time shall not exceed 2,500,000 shares. The maximum number of shares for which an option may be granted to any optionee during any calendar year shall not exceed 500,000 shares. The exercise price of the options when granted shall not be less than 85% of the fair market value of the shares on the date the option is granted. The term of the options granted may not extend beyond 10 years, and are subject to earlier cancellation on termination of employment. The Plan stipulates vesting of stock option rights at the rate of at least 20% per year, and it is intended that options when granted will vest on a cumulative basis as to 1/3 of the shares under option annually, unless otherwise provided by the Plan administrator.

To date there have been no stock options granted under the Plan.

NOTE 7 - RELATED PARTY TRANSACTIONS

(i)

                              February 5, 2000  June 1, 1999        Year
                                     To              To             Ended
                                May 31, 2000   February 4, 2000  May 31, 1999

General and administrative
 expenses for administrative
 and shareholder relations
 fees, promotion,
 entertainment, travel and
 accommodation expenses to
 574125 B.C. Ltd. under a
 Management Agreement
 terminated February 4, 2000   $            -    $     174,846    $   247,725


Gain on settlement of amounts
  owing to 574125 B.C. Ltd.                 -         (184,957)             -

Management and consulting
  fees to stockholders of
  Encounter.com Acquisition
  Corp.                                21,311                -              -


Due to 574125 B.C. Ltd. at
  period end                                -                -         82,434

Note payable to affiliate of
  574125 B.C. Ltd. at period
  end                                  94,573          100,000              -


(ii) The Company in the 1999 fiscal year issued 80,000 shares to 574125 B.C. Ltd. at a price of $2.50 per share for total consideration of $200,000.


=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

NOTE 8 - INCOME TAXES

At May 31, 2000, the Company has tax operating losses carryforwards of approximately $185,000 expiring in fiscal 2015. Due to ownership and business purpose changes, the net operating loss carryforwards at May 31, 1999 of approximately $1,000,000 are subject to restriction under tax laws and any tax benefit is expected to be minimal.

The tax benefit of the cumulative tax loss carryforwards have been offset by a valuation allowance of the same amount.

NOTE 9 - PROJECTS NOT PROCEEDED WITH

Voice personals and Internet dating program

The Company in the year ended May 31, 1999 advanced $40,333 under a Letter of Intent to acquire 100% of the shares of SA Interactive Information Technology, Inc., a private British Columbia, Canada corporation. The Letter of Intent also required the Company to issue 9,000,000 common shares, advance a further $140,000, raise a total of $2,500,000 in financing within 18 months of closing, and issue options to the vendors of the private company to acquire 750,000 shares at a price of $0.20 per share exercisable within 2 years of closing. The proposed acquisition, which was not proceeded with, was intended to provide the Company with an entry into the field of voice personals, upon which to develop an Internet presence.

An additional $30,000 was advanced for development costs towards an Internet presence for the above business. These costs, together with the $40,333 advanced under the Letter of Intent have been charged to operations in the 1999 fiscal year (Note 10 - Contingency).

NOTE 10 - CONTINGENCY

The Company entered into a Letter of Intent dated February
5, 1999 to acquire 100% of the shares of SA Interactive
Information Technology, Inc. ("Interactive") (Note 9). The acquisition was not proceeded with.

Interactive and its shareholder filed a Statement of Claim in the Supreme Court of British Columbia (Canada) on April 23,
1999 against the Company, and certain companies and individuals related to the Company at the time.

The claim pertains to the termination of the proposed acquisition of Interactive, and the continued development of businesses by the Company in the same or similar fields as Interactive. The Plaintiff seeks various injunctions restricting the Company from competing against Interactive, damages for breach of contract and breach of fiduciary duty, punitive damages and interest.

The Company filed a Statement of Defense on November 12,
1999 responding that the actions of the Plaintiff in attempting to renegotiate the terms of the Letter of Intent abrogated all agreements between them, and that the Company has no fiduciary duties to the Plaintiff and that the Plaintiff has no exclusive rights to the businesses being developed by the Company.

There have been no filings with the Court following the Statements of Defense filed by the Company on November 12, 1999 and the other defendants on November 17, 1999. No motions have been calendered and no hearings have been set.

=============================================================================
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================

The Company intends to continue to defend itself vigorously against this action. The probable outcome of this action is not determinable at this time.

The Company is also continuing with its Action against the plaintiffs above for return of the funds advanced ($40,333) towards the proposed acquisition.

NOTE 11- PREMISES LEASE COMMITMENT

The Company has entered into a premises lease commitment to its office in Las Vegas, Nevada expiring June 30, 2003. Future minimum base rentals due are as follows:

          Year ended May 31, 2001:         $ 35,864
                     May 31, 2002:           38,384
                     May 31, 2003:           39,091
                     May 31, 2004:            3,260

NOTE 12 - COMPARATIVE FIGURES

Certain of the figures for the 1999 comparative financial statements have been reclassified to conform to the presentation adopted for the current periods.

NOTE 13 - SUBSEQUENT EVENT

On July 1, 2000, the Company's wholly-owned subsidiary Cybercastingcorp.com has by a Private Offering Memorandum expiring September 1, 2000 offered to sell a maximum of 4,000,000 shares of its capital stock at a price of $0.50 per share The net proceeds are to be used primarily to acquire an internet service provider, working capital and general corporate purposes. There is no minimum number of shares to be sold. This offering will not have a dilutive effect on the net assets of the Company.

NOTE 14 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to recognize something other than a date. The Company's own financial accounting functions are not technologically dependent. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encounter.com Inc.


By:   /s/ Dennis Hinton
      ----------------------------------------------------
      Dennis Hinton, Sole Director, President, CEO and CFO


      Date: November 17, 2000