Form 10QSB
period 2000-08-31
ENCOUNTER COM INC
filed 2001-01-12
CIK 1109697

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended August 31, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the
      Securities Exchange Act of 1934

For the transition period from __________ to __________

      Commission File Number 000-30029

                         ENCOUNTER.COM INC.
                         ------------------
 (Exact name of Small Business Issuer as specified in its charter)

Colorado                                       84-1027606
--------                                       ----------
(State or other jurisdiction of                (IRS Employer
incorporation)                                 Identification No.)

6900 Westcliff Drive, Suite 608
Las Vegas, Nevada                              89145
-----------------                              -----
(Address of principal executive offices)       Zip Code

                            (702) 360-0066
                            --------------
                      (Issuer's telephone number)

  _________________________________________________________________
   (Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,068,264 shares of Common Stock as of August 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

               PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GENERAL

The Company's unaudited consolidated financial statements for the three consolidated months ended August 31, 2000 are included with this Form 10-QSB. The unaudited financial statements for the three months ended August 31, 2000 include:

(a)    Consolidated Balance Sheets as of August 31, 2000 and
       May 31, 2000;
(b) Statements of Operations - Three months ended August 31, 2000 and 1999 and inception to Development Stage on February 5, 2000 to August 31, 2000;
(c)    Statements of Stockholders' Deficiency - Inception to
       August 31, 2000;
(d) Statements of Cash flows - Three months ended August 31, 2000 and 1999 and inception of Development Stage on February 5, 2000 to August 31, 2000;
(e)    Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ending May 31, 2001.

                  INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Encounter.com, Inc.


We have reviewed the accompanying consolidated balance sheet at August 31, 2000, the consolidated statements of operations for the three month periods ended August 31, 2000 and 1999, the consolidated statement of stockholders' equity for the three month period ended August 31, 2000 and the consolidated statements of cash flows for the three month periods ended August 31, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As described in Note 1, the accompanying consolidated financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, accordingly the comparative balance sheet presented is for the preceding fiscal period ended May 31, 2000. The financial statements for the period ended May 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated August 31, 2000, but we have not performed any auditing procedures since that date. As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


Bellingham, Washington
November 30, 2000

                                      CERTIFIED PUBLIC ACCOUNTANTS

-----------------------------------------------------------------------
ENCOUNTER.COM, INC
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
(Unaudited)
-----------------------------------------------------------------------
                                                 August 31,      May 31,
                                                    2000           2000
                                             --------------------------
                                                      $             $
                              ASSETS
CURRENT ASSETS
  Cash                                                   -       52,010
  Prepaid expense                                    3,000        1,539
-----------------------------------------------------------------------
                                                     3,000       53,549

EQUIPMENT AND FURNITURE                             20,171       19,228

SECURITY DEPOSIT                                     3,078        3,078
-----------------------------------------------------------------------
                                                    26,249       75,855
=======================================================================

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank indebtedness                                  9,013            -
  Accounts payable and accrued liabilities          53,756       43,025
  Current portion of note payable                   94,573       74,573
-----------------------------------------------------------------------
                                                   157,342      117,598

NOTE PAYABLE                                             -       20,000
-----------------------------------------------------------------------
Total Liabilities                                  157,342      137,598
-----------------------------------------------------------------------
CONTINGENCY (NOTE 5)
-----------------------------------------------------------------------
MINORITY INTEREST (NOTE 3)                               1            -
-----------------------------------------------------------------------


                       STOCKHOLDERS' DEFICIENCY


Preferred Stock:
  Authorized:  5,000,000 shares, $1.00 par value
  Issued and outstanding:  Nil
Common Stock:
  Authorized:  50,000,000 shares, $0.001 par value
  Issued and outstanding
    August 31, 2000 - 34,068,264 shares             34,068       33,968
    May 31, 2000-33,968,264 shares

ADDITIONAL PAID IN CAPITAL                         264,868      106,032

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE  (430,030)    (201,743)
-----------------------------------------------------------------------
                                                  (131,094)     (61,743)
-----------------------------------------------------------------------
                                                    26,249       75,855
=======================================================================
    See accompanying Notes to the Consolidated Financial Statements

-----------------------------------------------------------------------
ENCOUNTER.COM, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
-----------------------------------------------------------------------
                                                             Cumulative
                                                                   from
                                                           Inception of
                                                            Development
                                                               Stage on
                                                             February 5,
                                           For the Three        2000 to
                                           Months Ended       August 31,
                                           August 31,              2000
-----------------------------------------------------------------------
                                      2000          1999
                                      $             $            $
Revenues                                 -             -              -
-----------------------------------------------------------------------
General and Administrative Expenses

   Management, administrative and
     shareholder relations          88,545        70,000        129,361
   Travel and promotion             60,210         9,944        119,529
   Legal fees                       23,364         3,927         57,544
   Rent                             11,203             -         17,308
   Communications                    3,992         2,004         10,175
   Audit and accounting              2,500        (1,889)        10,000
   Office and sundry                 4,096         1,090          8,409
   Amortization                      1,491             -          2,545
   Interest                          2,837             -          6,620
   Software development             (3,888)            -         34,602
   Specialized development
     components                     35,000                       35,000
-----------------------------------------------------------------------
                                   229,350        85,076        431,093
-----------------------------------------------------------------------
Net loss, before minority interest(229,350)      (85,076)      (431,093)

Minority interest                    1,063             -          1,063
-----------------------------------------------------------------------
Net Loss                          (228,287)      (85,076)      (430,030)
=======================================================================

Basic and Fully Diluted
  Loss Per Share                     $0.01         $0.01
-----------------------------------------------------------------------
Weighted Average
  Number of Shares              34,068,264     8,242,066
-----------------------------------------------------------------------


    See accompanying Notes to the Consolidated Financial Statements

-----------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
-------------------------------------------------------------------------------

                                                            Deficit
                                                            Accu-     Total
                                                            mulated   Stock-
                                                            During    holders'
                                        Addition-           Develop   Equity
                                        al Paid-in          -ment    (Defi-
                       Common   Stock   Capital    Deficit  Stage     ciency)
-------------------------------------------------------------------------------
                       Number  Amount

Balance, May 31,
  1998 (Note 4)       162,066 $    162  $ 622,249 $(616,124)$       -$   6,287
Issued for cash:
  $0.01 per share   8,000,000    8,000     72,000         -         -   80,000
Issued for cash:
  $2.50 per share      80,000       80    199,920         -         -  200,000
Share issue costs
  - legal fees              -        -     (5,000)        -         -   (5,000)
Net loss-year ended
  May 31, 1999              -        -          -         -  (375,333)(375,333)
-------------------------------------------------------------------------------
Balance,
  May 31, 1999      8,242,066    8,242    889,169  (616,124) (375,333) (94,046)
Net loss-June 1,
  1999 to February
  4, 2000                   -        -          -         -    (5,954)  (5,954)
Reorganization
  Adjustments               -        -   (997,411)  616,124   381,287        -
------------------------------------------------------------------------------
Balance, February
  4, 2000           8,242,066    8,242   (108,242)        -         - (100,000)
Issued for
  technology
  license
  and business
  plan             24,726,198   24,726    (24,726)        -         -        -
Issued for cash:
  $0.25 per share   1,000,000    1,000    249,000         -         -  250,000
Share issue costs-
  finder's fee                            (10,000)        -         -  (10,000)
Net loss-February
  5, 2000 to
  May 31, 2000                                               (201,743)(201,743)
------------------------------------------------------------------------------

Balance,
  May 31, 2000     33,968,264   33,968    106,032         -  (201,743) (61,743)
Issued for cash:
  $0.25 per share     100,000      100     24,900         -         -   25,000
Excess of proceeds
  on sale of
  subsidiary company
  stock over book
  value (Note 3)            -        -    133,936         -         -  133,936
Net loss - three
  months ended
  August 31, 2000                                            (228,287)(228,287)
------------------------------------------------------------------------------
Balance,
  August 31, 2000  34,068,264 $ 34,068   $264,868  $      -$(430,030)$(131,094)
==============================================================================

-----------------------------------------------------------------------
ENCOUNTER.COM, INC
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------
                                                             Cumulative
                                                                   from
                                                           Inception of
                                                            Development
                                                               Stage on
                                                             February 5,
                                           For the Three        2000 to
                                           Months Ended       August 31,
                                           August 31,              2000
-----------------------------------------------------------------------
                                      2000          1999
CASH PROVIDED BY (USED IN):           $             $            $

OPERATING ACTIVITIES
  Net loss for the period         (228,287)      (85,076)      (430,030)
  Items not requiring outlay
    of cash
     Amortization                    1,491             -          2,545
Changes in operating assets
  and liabilities
     Prepaid expenses               (1,461)            -         (3,000)
     Accounts payable and
       accrued liabilities          10,731        (3,837)        53,756
     Due to related parties                       89,469
-----------------------------------------------------------------------
Net cash - operating activities   (217,526)          556       (376,729)
-----------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to equipment and
    Furniture                       (2,434)            -        (22,716)
  Security deposits                      -                       (3,078)
-----------------------------------------------------------------------
                                    (2,434)            -        (25,794)
-----------------------------------------------------------------------
FINANCING ACTIVITIES
  Common stock subscribed           25,000             -        275,000
  Reduction in note payable              -                       (5,427)
  Stock offering costs                                          (10,000)
  Minority interest in subsidiary  133,937             -        133,937
-----------------------------------------------------------------------
                                   158,937             -        393,510
-----------------------------------------------------------------------

(DECREASE) INCREASE IN CASH        (61,023)          556         (9,013)

CASH (BANK INDEBTEDNESS),
BEGINNING OF PERIOD                 52,010           (12)             -
-----------------------------------------------------------------------
(BANK INDEBTEDNESS) CASH,
  END OF PERIOD                     (9,013)          544         (9,013)
=======================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid for interest             2,837             -          6,620
  Cash paid for income taxes             -             -              -

SUPPLEMENTAL NON-CASH
INVESTING AND FINANCING
ACTIVITIES

  Note payable issued in
  settlement of related party
  accounts payable                                              100,000


     See accompanying Notes to the Consolidated Financial Statements

-----------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2000
(Unaudited)
-----------------------------------------------------------------------

Note 1 - Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2000.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited consolidated financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that can be expected for the year ended May 31, 2001.


Note 2 - Going Concern

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its organization and has a working capital deficiency of $154,342 at August 31, 2000. Management intends to raise additional equity financing to finance the Company's operations and any acquisitions. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustments that could result therefrom.


Note 3 - Sale of Common Stock by Subsidiary

The Company's subsidiary Cybercastingcorp.com ("Cybercastingcorp") issued 270,000 shares of its capital stock by private placement sale at a price of $0.50 per share in the period, for proceeds of $135,000. Cybercastingcorp was 100% owned prior to the above sale with the Company holding all 34,000,000 shares issued and outstanding. The effect of the private placement was to reduce the Company's equity percentage to approximately 99% at August 31, 2000.

The book value of the Company's investment in Cybercastingcorp is nominal only. The proceeds of $135,000 received from the non-controlling shareholders of Cybercastingcorp has been recognized as Additional Paid In Capital ($133,936) to the extent of the excess of the proceeds received over the amount initially recorded as minority interest ($1,064).

The Company has not recognized a gain on this transaction as Cybercastingcorp is a development stage company and realization is not assured.

As a result of an operating loss for the period, the minority interest in Cybercastingcorp has been reduced to a nominal $1 at August 31, 2000.

-----------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2000
(Unaudited)
-----------------------------------------------------------------------

Note 4 - Common Stock

Common Stock Issued to May 31, 1998

The issued common stock was subject to reverse splits on a 500:1 basis in fiscal 1998, and a 20:1 basis in fiscal 1999. The number of shares outstanding and the amounts recorded for common stock and additional paid in capital have been restated retroactively to inception to effect these reverse splits.

                                               Warrants
                                               to                   Addition
                               Number          Acquire  Sub-        -al
                               of              Common   scription   Paid-In
                               Shares  Amount  shares   Receivable  Capital

Balance at inception,
  June 4, 1986                      - $      - $      - $        -  $       -
Issued for cash
  $0.001 - $0.05 per share        195                                  69,350
  $0.10 per share                 500        1      100               499,999
Issued for services
  $0.001 per share                185                                   1,850
Issued for distribution
  rights
  $0.001 per share                140                                       -
Share issue costs                                                    (135,418)
-----------------------------------------------------------------------------
Balance, May 31, 1987           1,020        1      100          -    435,781
Issued for cash
  $0.02 per share                  10                                   2,000
-----------------------------------------------------------------------------
Balance, May 31, 1988           1,030        1      100          -    437,781
Warrants expired in year                           (100)                  100
-----------------------------------------------------------------------------
Balance, May 31, 1989 and 1990  1,030        1        -          -    437,881
Issued for services
  $0.002 per share              1,518        2                         28,472
-----------------------------------------------------------------------------
Balance, May 31, 1991           2,548        3        -          -    466,353
Issued for services
  $0.002 per share                652        1                         12,582
-----------------------------------------------------------------------------
Balance, May 31, 1992           3,200        4        -               478,935
Issued in settlement of
  Liabilities                   1,366        1              (2,407)     6,378
-----------------------------------------------------------------------------
Balance, May 31, 1993           4,566        5        -     (2,407)   485,313
Subscription settled                -        -               2,407     (2,407)
-----------------------------------------------------------------------------
Balance, May 31, 1994,
  1995, 1996 and 1997           4,566        5        -          -    482,906
Issued for cash
  $0.05 per share             157,500      157                        157,343
Share issue costs -
  legal fees paid                                                     (18,000)
-----------------------------------------------------------------------------
Balance, May 31, 1998         162,066     $162  $     -   $      -   $622,249
=============================================================================

ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2000
(Unaudited)

Note 5 - Contingency

The Company in the year ended May 31, 1999 advanced $40,333 under a Letter of Intent to acquire 100% of the shares of SA Interactive Information Technology, Inc. ("Interactive"), a private British Columbia, Canada corporation. The Letter of Intent also required the Company to issue 9,000,000 common shares, advance a further $140,000, raise a total of $2,500,000 in financing within 18 months of closing, and issue options to the vendors of the private company to acquire 750,000 shares at a price of $0.20 per share exercisable within 2 years of closing. The proposed acquisition, which was not proceeded with, was intended to provide the Company with an entry into the field of voice personals, upon which to develop an Internet presence.

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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

----------------------------------------------------------------
GENERAL
----------------------------------------------------------------

The following discussion should be read in conjunction with the Company's consolidated financial statements (including the notes thereto), included elsewhere herein.

This document contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "plans", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. For a more detailed description of these risks and factors, please see the Company's additional filings with the Securities and Exchange Commission.

OVERVIEW

The Company is developing products and services for marketing to small and medium-sized businesses that provide them "e-commerce capability". These products and services represent an "out-sourcing" option for customers to develop and maintain an Internet solution in the most efficient manner.

Anticipated products include Internet access, colocation space rental and wireless broadband Internet access. Professional services include project evaluation and design consulting. Managed services include day-to-day, round-the-clock management and maintenance of customers' Internet network operations. These services include load balancing, data backup, multi-homing, caching, clustering, server rental, security, and systems monitoring.

The Company's strategy is to sell the aforementioned products and services under long-term contracts, thereby creating annuity income and gaining control of the customer. Further, the Company believes that key infrastructure components necessary to deliver Internet proficiency, such as bandwith availability and colocation facilities, are trending toward an "over-supply" condition, resulting in dramatic decreases in selling prices. This trend has created an opportunity for the Company to obtain strategic partner agreements with owners of colocation facilities, whereby the Company can sell Internet access and managed services within the facility and earn a commission on the sale of colocation rental space. These agreements eliminate the need to employ risk capital in infrastructure investment while at the same time allowing control of the recurring revenue stream.

RESULTS OF OPERATIONS

First Quarter ended August 31, 2000, versus First Quarter ended
August 31, 1999

There has been no revenue since inception, February 5, 2000, through August 31, 2000. The Company anticipates initial revenues will occur in January 2001.

A net loss of $228,287 resulted in the quarter ended August 31, 2000, compared to a net loss of $85,076 in the quarter ended August 31, 1999. Major costs in the quarter ended August 31, 2000, were administrative expenses $88,545, travel and promotion $60,210, specialized development components $35,000, and legal fees $23,364. Expenses incurred in the three months ended August 31, 1999, are not comparable because they apply to a business discontinued prior to the reverse merger on February 4, 2000.

The Company's working capital deficiency increased from $64,049 as of May 31, 2000, to $154,342 as of August 31, 2000. The
$90,273 increase in working capital deficiency resulted primarily from a net loss in the three-month period ended August 31, 2000, of $228,287 and the reclassification of $20,000 long term debt to a current liability, offset by proceeds from the sale of a minority interest in a subsidiary of $135,000.

The Company has made no payments on a note payable to 574125 B.C.
Ltd. At August 31, 2000, the current debt on that note payable was $94,573.20, plus accrued interest, $20,000 of which is now past due.


LIQUIDITY AND CAPITAL RESOURCES

The Company's Business Plan anticipates opening ten markets in 2001 and one market each month thereafter through 2003. Funding required to execute the Plan is $5.0 million beginning January 1, 2001, but could increase substantially due to unknown factors. The Company, through a self-underwriting, had placed 270,000 shares of its subsidiary, CyberCastingCorp.com, Inc.'s capital stock for proceeds of $135,000 as of August 31, 2000. As of September 25, 2000, the Company closed this offering with total sales of 400,000 shares, yielding net proceeds of approximately $200,000.

The Company has formed a second subsidiary, CybAirCorp., to conduct its e-commerce solutions business and anticipates funding this business initially through a private placement of its Common Stock. There is no assurance that such offerings, if any, will be successful.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material new developments concerning any legal proceedings involving the Company during the time period for this report.

Item 2.    Changes in Securities and Use of Proceeds

The Company issued a total of 100,000 shares of the Company's common stock during the period from June 1, 2000 to August 31, 2000, the period covered by this report.

Of the shares issued, all 100,000 were issued at a price of $0.25 to one accredited investor pursuant to Rule 504 of Regulation D of the 1933 Act. The shares issued to the investor were "restricted" securities", as defined by the 1933 Act. No commissions paid.

Item 3.     Defaults Upon Senior Securities:  None

Item 4.     Submission of Matters to a Vote of Security Holders:
            None

Item 5.     Other Information:  None

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits:  Financial Data Schedule

     (b)    Reports on Form 8-K:  None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENCOUNTER.COM INC.

Date:  January 11, 2001
                                        /s/ Dennis J. Hinton
                                    By:_______________________
                                    Dennis J. Hinton
                                    President