Form 10QSB
period 2000-11-30
ENCOUNTER COM INC
filed 2001-02-21
CIK 1109697

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended November 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-30029

                         ENCOUNTER.COM INC.
                         ------------------
(Exact name of Small Business Issuer as specified in its charter)

Colorado                                   84-1027606
--------                                   ----------
(State or other jurisdiction of            (IRS Employer
incorporation)                             Identification No.)

6900 Westcliff Drive, Suite 608
Las Vegas, Nevada                          89145
-------------------------------            -----
(Address of principal executive offices)   Zip Code

                          (702) 360-0066
                          --------------
                    (Issuer's telephone number)

  --------------------------------------------------------------
  (Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
34,068,264 shares of Common Stock as of November 30, 2000.
----------------------------------------------------------

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                 PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

GENERAL

The Company's unaudited consolidated financial statements for the three and six month periods ended November 30, 2000 and 1999 and cumulative from inception of the Development Stage on February 5, 2000 to November 30, 2000 are included with this Form 10-QSB.
The unaudited financial statements for the six months ended November 30, 2000 include:

(a)   Consolidated Balance Sheets as of November 30, 2000 and
      May 31, 2000;
(b) Statements of Operations - Three months and six months ended November 30, 2000 and 1999 and inception of the Development Stage on February 5, 2000 to November 30, 2000;
(c)   Statements of Stockholders' Deficiency - Inception to
      November 30, 2000;
(d) Statements of Cash flows - Six months ended November 30, 2000 and 1999 and inception of Development Stage on February 5, 2000 to November 30, 2000;
(e)   Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2000 are not necessarily indicative of the results that can be expected for the fiscal year ending May 31, 2001.

                       ENCOUNTER.COM, INC.
                (A Development Stage Enterprise)

                CONSOLIDATED FINANCIAL STATEMENTS

                        November 30, 2000

                           (UNAUDITED)

                 INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
Encounter.com, Inc.


We have reviewed the accompanying consolidated balance sheet at November 30, 2000, the consolidated statements of operations for the three month and six month periods ended November 30, 2000 and 1999 and cumulative from inception of the Development Stage on February 5, 2000 to November 30, 2000, the consolidated statement of stockholders' deficiency for the six months ended November 30, 2000 and the consolidated statements of cash flows for the six month periods ended November 30, 2000 and 1999 and cumulative from inception of the Development Stage on February 5, 2000 to November 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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




Bellingham, Washington
February 7, 2001



                                    CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
(Unaudited)
--------------------------------------------------------------------------
                                             November 30,          May 31,
                                                    2000             2000
--------------------------------------------------------------------------
                                                   $                  $
                        ASSETS
CURRENT
  Cash                                                 -            52,010
  Prepaid expenses                                     -             1,539
--------------------------------------------------------------------------
                                                       -            53,549

EQUIPMENT AND FURNITURE                           18,680            19,228

SECURITY DEPOSITS AND ADVANCES (Note 5)           36,679             3,078
--------------------------------------------------------------------------
                                                  55,359            75,855
==========================================================================
               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank indebtedness                                3,247                 -
  Accounts payable and accrued liabilities       134,112            43,025
  Due to stockholder                             100,330
  Current portion of note payable                 94,573            74,573
--------------------------------------------------------------------------
                                                 332,262           117,598

NOTE PAYABLE                                           -            20,000
--------------------------------------------------------------------------
Total Liabilities                                332,262           137,598
--------------------------------------------------------------------------
CONTINGENCY (NOTE 6)
--------------------------------------------------------------------------
MINORITY INTEREST (NOTE 3)                             1                 -
--------------------------------------------------------------------------
                      STOCKHOLDERS' DEFICIENCY

Preferred Stock:
  Authorized:  5,000,000 shares, $1.00 par value
  Issued and outstanding:  Nil
Common Stock:
  Authorized:  50,000,000 shares, $0.001 par value
  Issued and outstanding
    November 30, 2000 - 34,068,264 shares
    May 31, 2000 - 33,968,264 shares              34,068            33,968

ADDITIONAL PAID IN CAPITAL                       328,606           106,032

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                             (639,578)         (201,743)
--------------------------------------------------------------------------
                                                (276,904)          (61,743)
--------------------------------------------------------------------------
                                                  55,359            75,855
==========================================================================
     See accompanying Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                Cumulative
                                                                   From
                                                                 Inception
                                                                    Of
                                   For the       For the       Development
                                    Three          Six           Stage on
                                    Months        Months       February 5,
                                    Ended         Ended           2000 to
                                   November      November        November
                                      30            30           30, 2000
-------------------------------------------------------------------------
                           2000     1999      2000       1999
                            $        $         $           $        $
Revenue                       -        -           -         -          -
-------------------------------------------------------------------------
General and Administrative
 Expenses
  Management, administrative
    and shareholder
    relations            92,833   92,667     181,378   162,667    222,194
  Travel and promotion   78,360    2,429     138,570    12,373    197,889
  Legal fees              7,480    2,102      30,844     6,029     65,024
  Rent                    9,692        -      20,895         -     27,000
  Communications          6,150    2,841      10,142     4,845     16,325
  Audit and accounting    4,000    3,914       6,500     2,025     14,000
  Office and sundry       7,637    1,882      11,733     2,972     16,046
  Amortization            1,491        -       2,982         -      4,036
  Interest                3,167        -       6,004         -      9,787
  Software development        -        -      (3,888)        -     34,602
  Specialized development
    components                -        -      35,000         -     35,000
-------------------------------------------------------------------------
                        210,810  105,835     440,160   190,911    641,903
-------------------------------------------------------------------------
Net loss, before
  minority interest    (210,810)(105,835)   (440,160) (190,911)  (641,903)

Minority interest         1,262         -      2,325         -      2,325
-------------------------------------------------------------------------
Net Loss               (209,548) (105,835)  (437,835) (190,911)  (639,578)
=========================================================================
Basic and Diluted Loss
  Per Share                0.01      0.01       0.01      0.02          -
-------------------------------------------------------------------------
Weighted Average
  Number of Shares   34,068,264 8,242,066 34,068,264 8,242,066          -

-------------------------------------------------------------------------


    See accompanying Notes to the Consolidated Financial Statements

ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
-------------------------------------------------------------------------



                                                         Deficit  Total
                                                         During   Stock-
                                     Additional          Develop- holders'
                                     Paid-In             ment     Equity
                       Common Stock  Capital   Deficit   Stage   (Deficiency)
-----------------------------------------------------------------------------
                    Number   Amount
                    ---------------
Balance,
May 31, 1998
  (Note 4)          162,066 $   162 $ 622,249 $(616,124) $       -  $   6,287

Issued for cash:
 $0.01 per share  8,000,000   8,000    72,000         -          -     80,000

Issued for cash:
 $2.50 per share     80,000      80   199,920         -          -    200,000

Share issue costs
 - legal fees             -       -    (5,000)        -          -     (5,000)

Net loss-year
 ended May 31,
 1999                     -       -         -         -   (375,333)  (375,333)
-----------------------------------------------------------------------------
Balance, May 31,
 1999             8,242,066   8,242   889,169  (616,124)  (375,333)   (94,046)

Net loss-June 1,
 1999 to
 February 4, 2000         -       -         -         -     (5,954)    (5,954)

Reorganization
 Adjustments              -       -  (997,411)  616,124    381,287          -
-----------------------------------------------------------------------------
Balance,
 February 4,
 2000             8,242,066   8,242  (108,242)        -          -   (100,000)

Issued for
 technology
 license and
 business plan   24,726,198  24,726   (24,726)        -          -          -

Issued for
 cash: $0.25
 per share        1,000,000   1,000   249,000         -          -    250,000

Share issue
 costs-
finder's fee                          (10,000)        -          -    (10,000)

Net loss-
 February 5,
 2000 to
 May 31, 2000                                             (201,743)  (201,743)
-----------------------------------------------------------------------------
Balance,
 May 31, 2000    33,968,264  33,968   106,032         -   (201,743)   (61,743)

Issued for
 cash: $0.25
 per share          100,000     100    24,900         -          -     25,000

Excess of
 proceeds on
 sale of
 subsidiary
 company
 stock over
 book value
 (Note 3)                 -       -   197,674         -          -    197,674

Net loss -
 six months
 ended
 November
 30, 2000                                                 (437,835)  (437,835)
-----------------------------------------------------------------------------
Balance,
 November
 30, 2000        34,068,264 $34,068 $ 328,606 $       -  $(639,578) $(276,904)
=============================================================================

       See accompanying Notes to the Consolidated Financial Statements

ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
---------------------------------------------------------------------
                                                           Cumulative
                                                                 from
                                                         Inception of
                                                          Development
                                     For the Six             Stage on
                                    Months Ended     February 5, 2000
                                    November 30,                   to
                                                    November 30, 2000
---------------------------------------------------------------------
                             2000           1999
CASH PROVIDED BY (USED IN):   $               $               $

OPERATING ACTIVITIES
  Net loss for the
    Period                 (437,835)    (190,911)            (639,578)
  Item not requiring
    outlay of cash
    Amortization              2,982            -                4,036
  Changes in operating
    assets and liabilities
    Prepaid expenses          1,539            -                    -
    Accounts payable and
      accrued liabilities    91,087         (658)             134,112
    Due to stockholder
      and related parties   100,330      192,787              100,330
---------------------------------------------------------------------
Net cash - operating
  Activities               (241,897)       1,218             (401,100)

INVESTING ACTIVITIES
  Additions to equipment
    and furniture            (2,434)           -              (22,716)
  Security deposits         (33,601)           -               (3,078)
---------------------------------------------------------------------
                            (36,035)           -              (59,395)
---------------------------------------------------------------------
FINANCING ACTIVITIES
  Common stock subscribed    25,000            -              275,000
  Reduction in note payable       -            -               (5,427)
  Stock offering costs            -            -              (10,000)
  Minority interest in
    Subsidiary              197,675            -              197,675
---------------------------------------------------------------------
                            222,675            -              457,248
---------------------------------------------------------------------
(DECREASE) INCREASE IN
  CASH                      (55,257)       1,218               (3,247)

CASH (BANK INDEBTEDNESS),
  BEGINNING OF PERIOD        52,010          (12)                   -

(BANK INDEBTEDNESS) CASH,
  END OF PERIOD              (3,247)       1,206               (3,247)

SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
    Cash paid for interest    6,004            -                9,787
    Cash paid for income
      Taxes                       -            -                    -

SUPPLEMENTAL NON-CASH
  INVESTING AND FINANCING
  ACTIVITIES
    Note payable issued in
      settlement of related
      party accounts payable      -            -              100,000



     See accompanying Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2000
(Unaudited)
--------------------------------------------------------------------------


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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited consolidated financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended November 30, 2000 are not necessarily indicative of the results that can be expected for the year ended May 31, 2001.


Note 2 - Going Concern

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its organization and has a working capital deficiency of $332,262 at November 30, 2000. Management intends to raise additional equity financing to finance the Company's operations and any acquisitions. However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustments that could result therefrom.


Note 3 - Sale of Common Stock by Subsidiary

The Company's subsidiary Cybercastingcorp.com ("Cybercastingcorp") issued 400,000 shares of its capital stock by private placement sale at a price of $0.50 per share in the first and second quarters, for proceeds of $200,000. Cybercastingcorp was 100% owned prior to the above sale with the Company holding all 34,000,000 shares issued and outstanding. The effect of the private placement was to reduce the Company's equity percentage to approximately 99% at November 30, 2000.

The book value of the Company's investment in Cybercastingcorp is nominal only. The proceeds of $200,000 received from the non-controlling shareholders of Cybercastingcorp has been recognized as Additional Paid In Capital ($197,674) to the extent of the excess of the proceeds received over the amount initially recorded as minority interest ($2,326).

The Company has not recognized a gain on this transaction as Cybercastingcorp is a development stage company and realization is not assured.

As a result of an operating loss for the period, the minority interest in Cybercastingcorp has been reduced to a nominal $1 at November 30, 2000.

--------------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2000
(Unaudited)
--------------------------------------------------------------------------

Note 4 - Common Stock

Common Stock Issued to May 31, 1998

The issued common stock was subject to reverse splits on a 500:1 basis in fiscal 1998, and a 20:1 basis in fiscal 1999. The number of shares outstanding and the amounts recorded for common stock and additional paid in capital have been restated retroactively to inception to effect these reverse splits.




                                              Warrants
                                                to
                             Number           Acquire              Additional
                               of             Common   Subscription   Paid-In
                             Shares  Amount   shares   Receivable     Capital

Balance at inception,
  June 4, 1986                    - $     - $       -  $          - $       -

Issued for cash
  $0.001 - $0.05 per share      195                                    69,350
  $0.10 per share               500       1       100                 499,999

Issued for services
  $0.001 per share              185                                     1,850

Issued for distribution
 Rights
  $0.001 per share              140                                         -

Share issue costs                                                    (135,418)
-----------------------------------------------------------------------------
Balance, May 31, 1987         1,020       1       100             -   435,781

Issued for cash
  $0.02 per share                10                                     2,000
-----------------------------------------------------------------------------
Balance, May 31, 1988         1,030       1       100             -   437,781

Warrants expired in year                         (100)                    100
-----------------------------------------------------------------------------
Balance, May 31, 1989
  and 1990                    1,030       1         -             -   437,881

Issued for services
  $0.002 per share            1,518       2                            28,472
-----------------------------------------------------------------------------
Balance, May 31, 1991         2,548       3         -             -   466,353

Issued for services
  $0.002 per share              652       1                            12,582
-----------------------------------------------------------------------------
Balance, May 31, 1992         3,200       4         -                 478,935

Issued in settlement of
  Liabilities                 1,366       1                  (2,407)    6,378
-----------------------------------------------------------------------------
Balance, May 31, 1993         4,566       5         -        (2,407)  485,313

Subscription settled              -       -                   2,407    (2,407)
-----------------------------------------------------------------------------
Balance, May 31, 1994,
 1995, 1996 and 1997          4,566       5         -             -   482,906

Issued for cash
 $0.05 per share            157,500     157                           157,343

Share issue costs -
 legal fees paid                                                      (18,000)
-----------------------------------------------------------------------------
Balance, May 31, 1998       162,066    $162 $       -  $          - $ 622,249
=============================================================================

-----------------------------------------------------------------------------
ENCOUNTER.COM, INC.
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2000
(Unaudited)
-----------------------------------------------------------------------------

Note 5 - Security Deposits and Advances

Advances totalling $33,601 were made during the period to an Internet Service Provider with which the Company is negotiating a marger. The advance is not refundable in the event the transaction is not completed.


Note 6 - Contingency

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

---------------------------------------------------------------------
GENERAL
---------------------------------------------------------------------

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

The Company's strategy is to sell the aforementioned products and services under long-term contracts, thereby creating annuity income and gaining control of the customer. Further, the Company believes that key infrastructure components necessary to deliver Internet proficiency, such as bandwidth availability and colocation facilities, are trending toward an "over-supply" condition, resulting in dramatic decreases in selling prices. This trend has created an opportunity for the Company to obtain strategic partner agreements with owners of colocation facilities, whereby the Company can sell Internet access and managed services within the facility and earn a commission on the sale of colocation rental space. These agreements eliminate the need to employ risk capital in infrastructure investment while at the same time allowing control of the recurring revenue stream.

RESULTS OF OPERATIONS

Second Quarter ended November 30, 2000, versus Second Quarter ended November 30, 1999

There has been no revenue since inception, February 5, 2000, through November 30, 2000. The Company anticipates initial revenues will occur in February 2001.

A net loss of $209,548 resulted in the quarter ended November 30, 2000, compared to a net loss of $105,835 in the quarter ended November 30, 1999. Major costs in the quarter ended November 30, 2000, were administrative expenses $92,833, and travel and
promotion $78,360.   Expenses incurred in the three months ended
November 30, 1999, are not comparable because they apply to a business discontinued prior to the reverse merger on February 4, 2000.

The Company's working capital deficiency increased from $64,049 as of May 31, 2000, to $332,262 as of November 30, 2000. The $268,213 increase in working capital deficiency resulted primarily from a net loss in the six-month period ended November 30, 2000, of $437,835 and the reclassification of $20,000 long term debt to a current liability, offset by proceeds from the sale of a minority interest in a subsidiary of $200,000.

The Company has made no payments on a note payable to 574125 B.C.
Ltd. At November 30, 2000, the current debt on that note payable was $94,573.20, plus accrued interest, $40,000 of which is now past due.


LIQUIDITY AND CAPITAL RESOURCES

The Company's Business Plan anticipates opening six markets in 2001 each year through 2003. Funding required to execute the Plan is $1.2 million beginning February 1, 2001, but could increase substantially due to unknown factors. The Company, through a self-underwriting, had placed 400,000 shares of its subsidiary, CyberCastingCorp.com, Inc.'s capital stock for proceeds of $200,000 as of November 30, 2000.

The Company has formed a second subsidiary, CybAirCorp, to conduct its e-commerce solutions business and anticipates funding this business initially through a private placement of its Common
Stock. There is no assurance that such offerings, if any, will be successful.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material new developments concerning any legal proceedings involving the Company during the time period for this report.

Item 2.   Changes in Securities and Use of Proceeds

The Company issued a total of 100,000 shares of the Company's common stock during the period from June 1, 2000 to November 30, 2000, the period covered by this report.

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


ENCOUNTER.COM INC.

Date:  February 15, 2001

                                     /s/ Dennis J. Hinton
                                 By:_______________________
                                    Dennis J. Hinton
                                    President